Form 10-Q
period 2012-10-31
GILAX, CORP.
filed 2012-12-14
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-183797

GILAX, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

68-0682040 (IRS Employer Identification Number)	5088 (Primary Standard Industrial Classification Code Number)

42A Krygina Street, Suite 133

Vladivostok, Russia 690065

Tel. 011-74232001890

____________________________

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,800,000 as of December 14, 2012.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	OCTOBER 31, 2012 (Unaudited)	APRIL 30, 2012
ASSETS
Current Assets
Cash	$ 47	$ 2,732
Total current assets	47	2,732
Total assets	$ 47	$ 2,732

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 5,774	$ 574
Total current liabilities	5,774	574
Total liabilities	5,774	574

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(8,227)	(342)
Total stockholder’s equity (deficit)	(5,727)	2,158
Total liabilities and stockholder’s equity (deficit)	$ 47	$ 2,732

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2011	Three months ended October 31, 2012	For the period from inception (May 17, 2011) to October 31, 2011	Six months ended October 31, 2012	For the period from inception (May 17, 2011) to October 31, 2012
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	51	3,334	126	7,885	8,227
Net loss from operations	(51)	(3,334)	(126)	(7,885)	(8,227)
Net loss	$ (51)	$ (3,334)	$ (126)	$ (7,885)	$ (8,227)
Loss per common share – Basic and Diluted	$ -	$ (0.00)	$ -	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	-	2,500,000	-	2,500,000

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the period from inception (May 17, 2011) to October 31, 2011	Six months ended October 31, 2012	For the period from inception (May 17, 2011) to October 31, 2012
Operating Activities
Net loss	$ (126)	$ (7,885)	$ (8,227)
Net cash used in operating activities	(126)	(7,885)	(8,227)
Financing Activities
Proceeds from sale of common stock	-	-	2,500
Proceeds from loan from shareholder	475	5,200	5,774
Net cash provided by financing activities	475	5,200	8,274
Net change in cash and equivalents	349	(2,685)	47
Cash and equivalents at beginning of the period	-	2,732	-
Cash and equivalents at end of the period	$ 349	$ 47	$ 47
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ended April 30, 2013.

Organization and Description of Business

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intends to commence operations in the distribution of railway ties in North America. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through October 31, 2012 the Company has not generated any revenue and has accumulated losses of $8,227.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $8,227 as of October 31, 2012 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to October 31, 2012, the shareholder loaned the Company $5,774.  As of October 31, 2012, total loan amount was $5,774. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 - SUBSEQUENT EVENTS

In November 2012, the Company issued 300,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $9,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. Our business is the distribution of railway ties, both new and reclaimed, in North America. To date, our business operations have been limited to primarily, the development of a business plan, discussing the supply of railway ties with potential customers, and the signing of a Sales and Marketing Distribution Agreement with DalLes Ltd, on August 1, 2011.

Our services will include:

• To find reliable Russian railway ties manufacturers and suppliers;

• To contact such manufacturers and suppliers to make sure that products offered are high-quality and priced reasonably;

• To negotiate shipping and insurance discounts as well as volume discounts for high volume orders (Russian language barrier, time difference and finally time and effort involved should be taken into consideration); and

• To contact suppliers to rectify the problems in case low-quality, damaged or misrepresented product was supplied.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SIX MONTH PERIOD ENDED OCTOBER 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (MAY 17, 2011) TO OCTOBER 31, 2011

Our net loss for the six month period ended October 31, 2012 was $7,885 compared to a net loss of $126 during the period from inception (May 17, 2011) to October 31,  2011. During the six month period ended October 31, 2012, we did not generate any revenue.

During the six month period ended October 31, 2012, we incurred general and administrative expenses $7,885 compared to $126 incurred during the period from inception (May 17, 2011) to October 31,  2011.  General and administrative and professional fee expenses incurred during the six month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,500,000 for the six month period ended October 31, 2012.

THREE MONTH PERIOD ENDED OCTOBER 31, 2012 COMPARED TO THREE MONTHS PERIOD ENDED TO OCTOBER 31, 2011

Our net loss for the three month period ended October 31, 2012 was $3,334 compared to a net loss of $51 during the three month period ended October 31, 2011. During the three month period ended October 31, 2012, we did not generate any revenue.

During the three month period ended October 31, 2012, we incurred general and administrative expenses $3,334 compared to $51 incurred during the three month period ended October 31, 2011.  General and administrative and professional fee expenses incurred during the three month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,500,000 for the three month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2012

As at October 31, 2012, our current assets were $47 compared to $2,732 in current assets at April 30, 2012. Current assets were comprised of $47 in cash. As at October 31, 2012, our current liabilities were $5,774. Current liabilities were comprised of $5,774 in loans from a Director.

Stockholder’s deficit was $5,727 as of October 31, 2012 compared to $2,158 stockholder’s equity as of April 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2012, net cash flows used in operating activities was $7,885 consisting of a net loss of $7,885. Net cash flows used in operating activities was $8,227 for the period from inception (May 17, 2011) to October 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from shareholders or the issuance of equity instruments. For the six month period ended October 31, 2012 cash flow  provided by financing activities was a $5,200 loan from a Director.  For the period from inception (May 17, 2011) to October 31, 2012, net cash provided by financing activities was $8,274 from proceeds from issuance of common stock and loan from a Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of October 31, 2012, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

In November 2012, the Company issued 300,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $9,000.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.
Dated: December 14, 2012	By: /s/ Aleksandr Gilev
Aleksandr Gilev, President and Chief Executive Officer and Chief Financial Officer