Form 10-Q/A
period 2012-10-31
GILAX, CORP.
filed 2013-02-20
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,800,000 as of February 20, 2013.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T. *

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.
Dated: February 20, 2013	By: /s/ Aleksandr Gilev
Aleksandr Gilev, President and Chief Executive Officer and Chief Financial Officer