Form 10-Q
period 2013-01-31
GILAX, CORP.
filed 2013-03-15
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of March 15, 2013.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JANUARY 31, 2013 (Unaudited)	APRIL 30, 2012
ASSETS
Current Assets
Cash	$ 19,377	$ 2,732
Total current assets	19,377	2,732
Total assets	$ 19,377	$ 2,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 5,774	$ 574
Total current liabilities	5,774	574
Total liabilities	5,774	574

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,230,000 shares issued and outstanding as of January 31, 2013 (2,500,000 shares issued and outstanding as of April 30, 2012)	3,230	2,500
Additional paid-in-capital	21,170	-
Deficit accumulated during the development stage	(10,797)	(342)
Total stockholders’ equity	13,603	2,158
Total liabilities and stockholders’ equity	$ 19,377	$ 2,732

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended January 31, 2012	Three months ended January 31, 2013	For the period from inception (May 17, 2011) to January 31, 2012	Nine months ended January 31, 2013	For the period from inception (May 17, 2011) to January 31, 2013
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	51	2,570	177	10,455	10,797
Net loss from operations	(51)	(2,570)	(177)	(10,455)	(10,797)
Net loss	$ (51)	$ (2,570)	$ (177)	$ (10,455)	$ (10,797)
Loss per common share – Basic and Diluted	$ -	$ (0.00)	$ -	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	-	2,925,055	-	2,642,319

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the period from inception (May 17, 2011) to January 31, 2012	Nine months ended January 31, 2013	For the period from inception (May 17, 2011) to January 31, 2013
Operating Activities
Net loss	$ (177)	$ (10,455)	$ (10,797)
Net cash used in operating activities	(177)	(10,455)	(10,797)
Financing Activities
Proceeds from sale of common stock	-	21,900	24,400
Proceeds from loan from shareholder	475	5,200	5,774
Net cash provided by financing activities	475	27,100	30,174
Net change in cash and equivalents	298	16,645	19,377
Cash and equivalents at beginning of the period	-	2,732	-
Cash and equivalents at end of the period	$ 298	$ 19,377	$ 19,377
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ended April 30, 2013.

Organization and Description of Business

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intends to commence operations in the distribution of railway ties in North America. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through January 31, 2013 the Company has not generated any revenue and has accumulated losses of $10,797.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $10,797 as of January 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the three months period ended January 31, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of January 31, 2013, the Company issued 3,230,000 shares of its common stock for total proceeds of $24,400.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to January 31, 2013, a shareholder loaned the Company $5,774.  As of January 31, 2013, total loan amount was $5,774. The loan is non-interest bearing, due upon demand and unsecured.

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

Our services will include:

• To find reliable Russian railway tie manufacturers and suppliers;

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

NINE MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THE PERIOD FROM INCEPTION (MAY 17, 2011) TO JANUARY 31, 2012

Our net loss for the nine month period ended January 31, 2013 was $10,455 compared to a net loss of $177 during the period from inception (May 17, 2011) to January 31, 2012. During the nine month period ended January 31, 2013, we did not generate any revenue.

During the nine month period ended January 31, 2013, we incurred general and administrative expenses $10,455 compared to $177 incurred during the period from inception (May 17, 2011) to January 31, 2012.  General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

THREE MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THREE MONTH PERIOD ENDED JANUARY 31, 2012

Our net loss for the three month period ended January 31, 2013 was $2,570 compared to a net loss of $51 during the three month period ended January 31, 2012. During the thee month period ended January 31, 2013, we did not generate any revenue.

During the three month period ended January 31, 2013, we incurred general and administrative expenses of $2,570 compared to $51 incurred during the nine month period ended January 31, 2012.  General and administrative expenses incurred during the three month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2013

As at January 31, 2013, our current assets were $19,377 compared to $2,732 in current assets at April 30, 2012. Current assets were comprised of $19,377 in cash. As at January 31, 2013, our current liabilities were $5,774. Current liabilities were comprised of $5,774 in loans from a Director.

Stockholders’ equity was $13,603 as of January 31, 2013 compared to $2,158 as of April 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2013, net cash flows used in operating activities was $10,455 consisting of a net loss of $10,455. Net cash flows used in operating activities was $10,797 for the period from inception (May 17, 2011) to January 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from shareholders or the issuance of equity instruments. For the nine month period ended January 31, 2013 cash flow  provided by financing activities was a $27,100 received from proceeds from sale of common stock and loan from a shareholder.  For the period from inception (May 17, 2011) to January 31, 2013, net cash provided by financing activities was $30,174 from proceeds from sale of common stock and loan from a shareholder.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding $10,000-$15,000 in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of January 31, 2013, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

GILAX, CORP.
Dated: March 15, 2013	By: /s/ Aleksandr Gilev
Aleksandr Gilev, President and Chief Executive Officer and Chief Financial Officer