Form 10-K
period 2013-04-30
GILAX, CORP.
filed 2013-07-11
CIK 1542934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of July 11, 2013, the registrant had 3,230,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 11, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30.

Our business is the distribution of railway ties, both new and reclaimed, in North America. To date, our business operations have been limited to primarily, the development of a business plan, discussing the supply of railway ties with potential customers, and the signing of a Sales and Marketing Distribution Agreement with DalLes Ltd. DalLes Ltd. is an established distributor of railway ties and is based in Russia.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “GLXC”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of July 11, 2013, the 3,230,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED APRIL 30, 2013 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2012.

Our net loss for the fiscal year ended April 30, 2013 was $28,750 compared to a net loss of $342 during the period from inception (May 17, 2011) to April 30, 2012. During fiscal year ended April 30, 2013, the Company did not generate any revenue.

During the fiscal year ended April 30, 2013, we incurred general and administrative expenses of $28,750 compared to $342 in general and administrative expenses incurred during period from inception (May 17, 2011) to April 30, 2012.

Expenses incurred  during  fiscal year ended April 30, 2013  compared to period from inception (May 17, 2011) to April 30, 2012  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  2,785,616 for the fiscal year ended April 30, 2013 compared to 494,269 for the period from inception (May 17, 2011) to April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2013

As of April 30, 2013, our current assets were $6,282 and our total liabilities were $10,974. As of April 30, 2013, current assets were entirely of $282 in cash and $6,000 in prepaid expenses. As of April 30, 2013, total liabilities were comprised of $10,774 in advance from related party and $200 in accounts payable.

As of April 30, 2013, our total assets were $6,282 comprised entirely of current assets.  Stockholders’ deficit was $4,692 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2013, net cash flows used in operating activities was $34,550 consisting of a net loss of $28,750, increase in prepaid expenses of $6,000 and accounts increase in accounts payable of $200. Net cash flows used in operating activities was $34,892 for the period from inception (May 17, 2011) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2013 net cash provided by financing activities was $32,100, received from proceeds from issuance of common stock and proceeds from related party.  For the period from inception (May 17, 2011) to April 30, 2013, net cash provided by financing activities was $35,174 received from proceeds from issuance of common stock and  proceeds from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2013 and April 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GILAX, CORP.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Gilax, Corp

Vladivostok, Russia

We have audited the accompanying balance sheets of Gilax, Corp (the “Company”) as of April 30,2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended April 30,2013 and for the periods from May 17,2011 (inception) through April 30,2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilax, Corp as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the year ended April 30, 2013 and for the periods from May 17, 2011 (inception) through April 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

July 1, 2013

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	APRIL 30, 2013	APRIL 30, 2012
ASSETS
Current Assets
Cash	$ 282	$ 2,732
Prepaid expenses	6,000	-
Total current assets	6,282	2,732
Total assets	$ 6,282	$ 2,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	200	-
Loan from shareholder	$ 10,774	$ 574
Total current liabilities	10,974	574
Total liabilities	10,974	574

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,230,000 shares issued and outstanding as of April 30, 2013 (2,500,000 shares issued and outstanding as of April 30, 2012)	3,230	2,500
Additional paid-in-capital	21,170	-
Deficit accumulated during the development stage	(29,092)	(342)
Total stockholders’ equity (deficit)	(4,692)	2,158
Total liabilities and stockholders’ equity (deficit)	$ 6,282	$ 2,732

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Year ended April 30, 2013	For the period from inception (MAY 17, 2011) to April 30, 2012	For the period from inception (May 17, 2011) to April 30, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	28,750	342	29,092
Net loss from operations	(28,750)	(342)	(29,092)
Net loss	$ (28,750)	$ (342)	$ (29,092)
Loss per common share – Basic and Diluted	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	2,785,616	494,269

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For the period from inception (MAY 17, 2011) to APRIL 30, 2013
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500
Net loss	-	-	-	(342)	(342)
Balance as of April 30, 2012	2,500,000	2,500	-	(342)	2,158
Common shares issued for cash at $0.03	730,000	730	21,170	-	21,900
Net loss	-	-	-	(28,750)	(28,750)
Balance as of April 30, 2013	3,230,000	$ 3,230	$ 21,170	$ (29,092)	$(4,692)

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year ended April 30, 2013	For the period from inception (MAY 17, 2011) to April 30, 2012	For the period from inception (May 17, 2011) to April 30, 2013
Operating Activities
Net loss	$ (28,750)	$ (342)	$ (29,092)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	(6,000)		(6,000)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	200		200
Net cash used in operating activities	(34,550)	(342)	(34,892)
Financing Activities
Proceeds from sale of common stock	21,900	2,500	24,400
Proceeds from loan from shareholder	10,200	574	10,774
Net cash provided by financing activities	32,100	3,074	35,174
Net change in cash and equivalents	(2,450)	2,732	282
Cash and equivalents at beginning of the period	2,732	-	-
Cash and equivalents at end of the period	$ 282	$ 2,732	$ 282
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intends to commence operations in the distribution of railway ties in North America. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through April 30, 2013 the Company has not generated any revenue and has accumulated losses of $29,092.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $29,092 as of April 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year  ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of April 30, 2013, the Company issued 3,230,000 shares of its common stock for total proceeds of $24,400.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to April 30, 2013, a shareholder loaned the Company $10,774.  As of April 30, 2013, total loan amount was $10,774. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $29,092 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at April 30, 2013 and 2012.

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 9,900	$ 100
Total deferred tax assets	9,900	100
Less: valuation allowance	(9,900)	(100)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2013 was $9,900. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30, 2013 and 2012:

	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-%	-%

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Aleksandr Gilev 42A Krygina Street, Suite 133, Vladivostok, Russia 690065	30	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Aleksandr Gilev has acted as our President, Treasurer, Secretary and sole Director since our incorporation on May 17, 2011. Mr. Gilev graduated from Irkutsk State Language University in 2005 with bachelor degree in Public Relations. Since 2005, he has been self-employed in the general area of international trade. Mr. Gilev has consulted Russian and European companies importing engineering equipment, water supply, sewerage materials, clothes, souvenirs, building materials and construction machinery from Russia. He also helped with logistics and customs clearance with such importation.

During the past ten years, Mr. Gilev has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Gilev was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gilev’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on May 17, 2011  to April 30, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Aleksandr Gilev, President, Secretary and Treasurer	2012 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of July 11, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Aleksandr Gilev 42A Krygina Street, Suite 133, Vladivostok, Russia 690065	2,500,000 shares of common stock (direct)	77.40%
All officers and directors (1 person)		2,500,000 shares of common stock	77.40%

The percent of class is based on 3,230,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On February 21, 2012, we issued a total of 2,500,000 shares of restricted common stock to Aleksandr Gilev, our sole officer and director in consideration of $2,500. Further, Mr. Gilev has advanced funds to us. As of April 30, 2013, Mr. Gilev advanced us $10,774.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended April 30, 2013, we incurred  approximately  $8,170 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1 Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101   Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.
Dated: July 11, 2013	By: /s/ Aleksandr Gilev
Aleksandr Gilev, President, Principal Executive and Financial and Accounting Officer