Form 10-Q
period 2013-07-31
GILAX, CORP.
filed 2013-09-16
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of September 15, 2013.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	JULY 31, 2013	APRIL 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 10	$ 282
Prepaid expenses	4,000	6,000
Total current assets	4,010	6,282
Total assets	$ 4,010	$ 6,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	200	200
Advances from shareholder	$ 15,474	$ 10,774
Total current liabilities	15,674	10,974
Total liabilities	15,674	10,974

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,230,000 shares issued and outstanding	3,230	3,230
Additional paid-in-capital	21,170	21,170
Deficit accumulated during the development stage	(36,064)	(29,092)
Total stockholders’ equity (deficit)	(11,664)	(4,692)
Total liabilities and stockholders’ equity (deficit)	$ 4,010	$ 6,282

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2013	Three months ended July 31, 2012	For the period from inception (May 17, 2011) to July 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	6,972	4,551	36,064
Net loss from operations	(6,972)	(4,551)	(36,064)
Net loss	$ (6,972)	$ (4,551)	$ (36,064)
Loss per common share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,230,000	2,500,000

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2013	Three months ended July 31, 2012	For the period from inception (May 17, 2011) to July 31, 2013
Operating Activities
Net loss	$ (6,972)	$ (4,551)	$ (36,064)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	2,000	-	(4,000)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	-	-	200
Net cash used in operating activities	(4,972)	(4,551)	(39,864)
Financing Activities
Proceeds from sale of common stock	-	-	24,400
Proceeds from advances from shareholder	4,700	2,000	15,474
Net cash provided by financing activities	4,700	2,000	39,874
Net change in cash and equivalents	(272)	(2,551)	10
Cash and equivalents at beginning of the period	282	2,732	-
Cash and equivalents at end of the period	$ 10	$ 181	$ 10
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2014.

Organization and Description of Business.

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intends to commence operations in the distribution of railway ties in North America. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $36,064.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $36,064 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of July 31, 2013, the Company issued 3,230,000 shares of its common stock for total proceeds of $24,400.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to July 31, 2013, a shareholder advanced the Company $15,474.  The advances are non-interest bearing, due upon demand and unsecured.

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

THREE MONTH PERIOD ENDED JULY 31, 2013 COMPARED TO THREE MONTH PERIOD ENDED JULY 31, 2012

Our net loss for the three month period ended July 31, 2013 was $6,972 compared to a net loss of $4,551 during the three month period ended July 31, 2012. During the three month period ended July 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended July 31, 2013, we incurred general and administrative expenses of $6,972 compared to $4,551 incurred during the three month period ended July 31, 2012.  General and administrative expenses incurred during the three month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED JULY 31, 2013

As of July 31, 2013, our current assets were $4,010 compared to $6,282 in current assets at April 30, 2013. Current assets were comprised of $10 in cash and $4,000 in prepaid expenses. As of July 31, 2013, our current liabilities were $15,674. Current liabilities were comprised of $15,474 in advances from a Director and $200 in accounts payable.

Stockholders’ deficit increased from $4,692 as of April 30, 2013 to $11,664 as of July 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2013, net cash flows used in operating activities was $4,972 consisting of a net loss of $6,972 and prepaid expenses of $2,000. Net cash flows used in operating activities was $39,864 for the period from inception (May 17, 2011) to July 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month period ended July 31, 2013, cash flow  provided by financing activities was a $4,700 received from advances from a shareholder.  For the period from inception (May 17, 2011) to July 31, 2013, net cash provided by financing activities was $39,874 from proceeds from sale of common stock and advances from a shareholder.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding of $10,000-$15,000 in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of July 31, 2013, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GILAX, CORP.
Dated: September 15, 2013	By: /s/ Aleksandr Gilev
Aleksandr Gilev, President and Chief Executive Officer and Chief Financial Officer