Form 10-Q
period 2013-10-31
GILAX, CORP.
filed 2013-12-12
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-183797

GILAX, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

68-0682040 (IRS Employer Identification Number)	5088 (Primary Standard Industrial Classification Code Number)

6955 N Durango Drive Suite 1115-240

Las Vegas, NV 89149

(702) 843-0442

____________________________

 (Address and telephone number of principal executive offices)

42A Krygina Street, Suite 133

Vladivostok, Russia 690065

Tel. 011-74232001890

(Address & telephone number of previous executive offices)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of December 12, 2013.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	OCTOBER 31, 2013	APRIL 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 276	$ 282
Prepaid expenses	2,000	6,000
Total current assets	2,276	6,282
Total assets	$ 2,276	$ 6,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 775	$ 200
Advances	17,874	10,774
Total current liabilities	18,649	10,974
Total liabilities	18,649	10,974

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,230,000 shares issued and outstanding as of October 31, 2013 and April 30, 2013	3,230	3,230
Additional paid-in-capital	21,170	21,170
Deficit accumulated during the development stage	(40,773)	(29,092)
Total stockholders’ deficit	(16,373)	(4,692)
Total liabilities and stockholders’ deficit	$ 2,276	$ 6,282

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended October 31, 2013	Three months ended October 31, 2012	Six months ended October 31, 2013	Six months ended October 31, 2012	For the period from inception (May 17, 2011) to October 31, 2013
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	4,709	3,334	11,681	7,885	40,773
Net loss from operations	(4,709)	(3,334)	(11,681)	(7,885)	(40,773)
Net loss	$ (4,709)	$ (3,334)	$ (11,681)	$ (7,885)	$ (40,773)
Loss per common share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,230,000	2,500,000	3,230,000	2,500,000

The accompanying notes are an integral part of these financial statements.

GILAX, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended October 31, 2013	Six months ended October 31, 2012	For the period from inception (May 17, 2011) to October 31, 2013
Operating Activities
Net loss	$ (11,681)	$ (7,885)	$ (40,773)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	4,000	-	(2,000)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	575	-	775
Net cash used in operating activities	(7,106)	(7,885)	(41,998)
Financing Activities
Proceeds from sale of common stock	-	-	24,400
Proceeds from advances	7,100	5,200	17,874
Net cash provided by financing activities	7,100	5,200	42,274
Net change in cash and equivalents	(6)	(2,685)	276
Cash and equivalents at beginning of the period	282	2,732	-
Cash and equivalents at end of the period	$ 276	$ 47	$ 276
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2014.

Organization and Description of Business.

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25th, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash. On October 25th, Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring past or current gold mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through October 31, 2013 the Company has not generated any revenue and has accumulated losses of $40,773.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $40,773 as of October 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of October 31, 2013, the Company has outstanding 3,230,000 shares of its common stock for total proceeds of $24,400.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to October 31, 2013, a former shareholder and director advanced the Company $17,874.  The advances are non-interest bearing, due upon demand and unsecured.

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

INTRODUCTION

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. The Company intended to commence operations in the distribution of railway ties in North America. On October 25th, 2013 new Directors of the Corporation, changed business direction into acquiring past or current gold mineral properties that have the potential to yield high returns.

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

THREE MONTH PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 2012

Our net loss for the three month period ended October 31, 2013 was $4,709 compared to a net loss of $3,334 during the three month period ended October 31, 2012. During the three month period ended October 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended October 31, 2013, we incurred general and administrative expenses of $4,709 compared to $3,334 incurred during the three month period ended October 31, 2012.  General and administrative expenses incurred during the three month period ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

SIX MONTH PERIOD ENDED OCTOBER 31, 2013 COMPARED TO SIX MONTH PERIOD ENDED OCTOBER 31, 2012

Our net loss for the six month period ended October 31, 2013 was $11,681 compared to a net loss of $7,885 during the six month period ended October 31, 2012. During the six month period ended October 31, 2013 and 2012, we did not generate any revenue.

During the six month period ended October 31, 2013, we incurred general and administrative expenses of $11,681 compared to $7,885 incurred during the six month period ended October 31, 2012.  General and administrative expenses incurred during the six month period ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2013

As of October 31, 2013, our current assets were $2,276 compared to $6,282 in current assets at April 30, 2013. Current assets were comprised of $276 in cash and $2,000 in prepaid expenses. As of October 31, 2013, our current liabilities were $18,649. Current liabilities were comprised of $17,874 in advances from former shareholder and Director and $775 in accounts payable.

Stockholders’ deficit increased from $4,692 as of April 30, 2013 to $16,373 as of October 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2013, net cash flows used in operating activities was $7,106 consisting of a net loss of $11,681 decrease in prepaid expenses of $4,000 and increase in accounts payable of $575. Net cash flows used in operating activities was $41,998 for the period from inception (May 17, 2011) to October 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from former shareholder and director or the issuance of equity instruments. For the six month period ended October 31, 2013, cash flow  provided by financing activities was a $7,100 received from advances from former shareholder and director.  For the period from inception (May 17, 2011) to October 31, 2013, net cash provided by financing activities was $42,274 from proceeds from sale of common stock and advances from a  former shareholder and director.

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

MATERIAL COMMITMENTS

As of October 31, 2013, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On October 25th, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash.

On October 25th, Aleksandr Gilev resigned his official position as Director of the Corporation. On the same day, the shareholders of the Corporation voted Garth Jenson, Ricardo Leon Vera and Maria Tzetzangari Ibarra Junquera as the new Directors of the Corporation, leading its new business direction of acquiring past or current gold mineral properties that have the potential to yield high returns.

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

GILAX, CORP.
Dated: December 12, 2013	By: /s/ Maria Tzetzangari Ibarra Junquera Maria Tzetzangari Ibarra Junquera, Director, CEO