Form 10-Q
period 2014-01-31
GILAX, CORP.
filed 2014-03-24
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31st, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-183797

GILAX, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State of Incorporation)

68-0682040 (IRS Employer Identification Number)	1044 (Primary Standard Industrial Classification Code Number)

6955 N Durango Drive Suite 1115-240

Las Vegas, NV 89149

(702) 843-0442

____________________________

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of March 24, 2014.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	January 31, 2014	April 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$276	$282
Prepaid expenses	–	6,000
Total current assets	276	6,282
Total assets	$276	$6,282
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$775	$200
Advances from Stockholder	77,314	–
Advances	17,874	10,774
Total current liabilities	95,963	10,974
Total liabilities	95,963	10,974
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,230,000 shares issued and outstanding as of January 31, 2014 and April 30, 2013	3,230	3,230
Additional paid-in-capital	21,170	21,170
Deficit accumulated during the development stage	(120,087)	(29,092)
Total stockholders’ deficit	(95,687)	(4,692)
Total liabilities and stockholders’ deficit	$276	$6,282

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	Nine months ended January 31, 2014	Nine months ended January 31, 2013	For the period from inception (May 17, 2011) to January 31, 2014
Revenues	$–	$–	$–	$–	$–
Expenses
General and administrative expenses	79,314	2,570	90,995	10,455	120,087
Net loss from operations	(79,314)	(2,570)	(90,995)	(10,455)	(120,087)
Net loss	$(79,314)	$(2,570)	$(90,995)	$(10,455)	$(120,087)
Loss per common share – Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	3,230,000	2,925,055	3,230,000	2,642,319

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013	For the period from inception (May 17, 2011) to January 31, 2014
Operating Activities
Net loss	$(90,995)	$(10,455)	$(120,087)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	6,000	–	–
Increase (Decrease) in Operating Liabilities:
Accounts Payable	575	–	775
Net cash used in operating activities	(84,420)	(10,455)	(119,312)

Financing Activities
Proceeds from sale of common stock	–	21,900	24,400
Proceeds from stockholder advances	77,314	–	77,314
Proceeds from advances	7,100	5,200	17,874
Net cash provided by financing activities	84,414	27,100	119,588

Net change in cash and equivalents	(6)	16,645	276
Cash and equivalents at beginning of the period	282	2,732	–
Cash and equivalents at end of the period	$276	$19,377	$276

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31st, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31st, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30th, 2014.

Organization and Description of Business.

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25th, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash. On October 25th, Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through January 31st, 2014 the Company has not generated any revenue and has accumulated losses of $120,087.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $120,087 as of January 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2014.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of January 31, 2014, the Company has outstanding 3,230,000 shares of its common stock.

4

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from November 13, 2013 to January 31, 2014, a stockholder advanced the Company $77,314.  The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4 – ADVANCES

For the period from inception on May 17, 2011 to January 31, 2014, a former stockholder and director advanced the Company $17,874.  The advances are non-interest bearing, due upon demand and unsecured.

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

INTRODUCTION

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. The Company intended to commence operations in the distribution of railway ties in North America. On October 25th, 2013 new Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns.

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

THREE MONTH PERIOD ENDING JANUARY 31, 2014 COMPARED TO THREE MONTH PERIOD ENDED JANUARY 31, 2013

Our net loss for the three-month period ended January 31, 2014 was $79,314 compared to a net loss of $2,570 during the three-month period ended January 31, 2013. During the three-month periods ending January 31, 2014 and 2013, we did not generate any revenue.

During the three month period ended January 31, 2014, we incurred general and administrative expenses of $79,314 compared to $2,570 incurred during the three-month period ended January 31, 2013.  General and administrative expenses incurred during the three month period ended January 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NINE MONTH PERIOD ENDED JANUARY 31, 2014 COMPARED TO NINE MONTH PERIOD ENDED JANUARY 31, 2013

Our net loss for the nine-month period ended January 31, 2014 was $90,995 compared to a net loss of $10,455 during the nine-month period ended January 31, 2013. During the nine-month periods ending January 31, 2014 and 2013, we did not generate any revenue.

During the nine month period ended January 31, 2014, we incurred general and administrative expenses of $90,995 compared to $10,455 incurred during the nine-month period ended January 31, 2013.  General and administrative expenses incurred during the nine month period ended January 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2014

As of January 31, 2014, our current assets were $276 compared to $6,282 in current assets at April 30, 2013. Current assets were comprised of $276 in cash. As of January 31, 2014, our current liabilities were $95,963. Current liabilities were comprised of $95,188 in advances from a stockholder and a former stockholder and director and $775 in accounts payable.

Stockholders’ deficit increased from $4,692 as of April 30, 2013 to $95,687 as of January 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2014, net cash flows used in operating activities was $84,420 consisting of a net loss of $90,995 decrease in prepaid expenses of $6,000 and increase in accounts payable of $575. Net cash flows used in operating activities was $119,312 for the period from inception (May 17, 2011) to January 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from a stockholder and a former stockholder and director or the issuance of equity instruments. For the nine month period ended January 31, 2014, cash flow provided by financing activities was $84,414 received from advances from stockholder and a former stockholder and director.  For the period from inception (May 17, 2011) to January 31, 2014, net cash provided by financing activities was $119,588 from proceeds from sale of common stock and advances from a stockholder and a former stockholder and director.

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

MATERIAL COMMITMENTS

As of January 31, 2014, the Company had entered into a non-binding Letter of Intent to purchase various mining properties in Mexico. This LOI has now been extended to March 31st, 2014, as the Company’s due diligence continues.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2013 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31st, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On October 25th, 2013, Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash.

On October 25th, 2013, Aleksandr Gilev resigned his official position as Director of the Corporation. On the same day, the stockholders of the Corporation voted Garth Jensen, Ricardo Leon Vera and Maria Tzetzangari Ibarra Junquera as the new Directors of the Corporation, leading its changed business direction into acquiring various mineral properties that have the potential to yield high return.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.

Dated: March 24th, 2014	By: /s/ Maria Tzetzangari Ibarra Junquera Maria Tzetzangari Ibarra Junquera, Director, CEO

