Form 10-K
period 2014-04-30
GILAX, CORP.
filed 2014-07-29
CIK 1542934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of July 29, 2014, the registrant had 3,230,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 29, 2014.

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

Number of Holders

As of July 29, 2014, the 3,230,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2013.

Our net loss for the fiscal year ended April 30, 2014 was $108,101 compared to a net loss of $28,750 for the fiscal year ended April 30, 2013. During fiscal year ended April 30, 2014, the Company did not generate any revenue.

During the fiscal year ended April 30, 2014, we incurred general and administrative expenses of $108,101 compared to $28,750 in general and administrative expenses incurred during the fiscal year ending April 30, 2013.

Expenses incurred during fiscal year ended April 30, 2014 compared to the fiscal year ended April 30, 2013 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 3,230,000 for the fiscal year ended April 30, 2014 compared to 2,785,616 for the fiscal year ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2014

As of April 30, 2014, our current assets were $276 and our total liabilities were $113,069. As of April 30, 2014, current assets were entirely of $276 in cash. As of April 30, 2014, total liabilities were comprised of $17,871 from an advance from a former director, $81,840 in a loan from a shareholder, $2,000 in accounts payable related party, and $11,358 in accounts payable. Stockholders’ deficit was $112,793 as of April 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $88,943 consisting of a net loss of $108,101, decrease in prepaid expenses of $6,000, increase in accounts payable related party of $2,000, and accounts increase in accounts payable of $11,158. Net cash flows used in operating activities was $123,835 for the period from inception to ended April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2014 net cash provided by financing activities was $88,937, received from proceeds from shareholder loan and proceeds from advances from a former director.  For the year ended April 30, 2013, net cash provided by financing activities was $32,100 received from proceeds from issuance of common stock and proceeds from related party.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2014 and April 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GILAX, CORP.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Gilax, Corp

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Gilax, Corp (the “Company”) as of April 30, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from May 17, 2011 (inception) through April 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gilax, Corp as of April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended and for the period from May 17, 2011 (inception) through April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

July 29, 2014

F-1

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	APRIL 30, 2014	APRIL 30, 2013
ASSETS
Current Assets
Cash	$276	$282
Prepaid expenses	–	6,000
Total current assets	276	6,282
Total assets	$276	$6,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$11,358	$200
Accounts payable – related party	2,000	–
Loan from shareholder	81,840	–
Advances	17,871	10,774
Total current liabilities	113,069	10,974
Total liabilities	113,069	10,974

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,230,000 shares issued and outstanding as of April 30, 2014 and 2013	3,230	3,230
Additional paid-in-capital	21,170	21,170
Deficit accumulated during the development stage	(137,193)	(29,092)
Total stockholders’ equity (deficit)	(112,793)	(4,692)
Total liabilities and stockholders’ equity (deficit)	$276	$6,282

The accompanying notes are an integral part of these financial statements.

F-2

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended April 30, 2014		Year ended April 30, 2013	For the period from inception (May 17, 2011) to April 30, 2014
Revenues	$		$–	$–
Expenses
General and administrative expenses		108,101	28,750	137,193
Net loss from operations		(108,101)	(28,750)	(137,193)
Net loss		$(108,101)	$(28,750)	$(137,193)
Loss per common share – Basic and Diluted		$(0.03)	$(0.01)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted		3,230,000	2,785,616

The accompanying notes are an integral part of these financial statements.

F-3

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception (MAY 17, 2011) to APRIL 30, 2014

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at inception	–	$–	$–	$–	$–
Common shares issued for cash at $0.001	2,500,000	2,500	–	–	2,500
Net loss	–	–	–	(342)	(342)
Balance as of April 30, 2012	2,500,000	2,500	–	(342)	2,158
Common shares issued for cash at $0.03	730,000	730	21,170	–	21,900
Net loss	–	–	–	(28,750)	(28,750)
Balance as of April 30, 2013	3,230,000	3,230	21,170	(29,092)	(4,692)
Net loss	–	–	–	(108,101)	(108,101)
Balance as of April 30, 2014	3,230,000	$3,230	$21,170	$(137,193)	$(112,793)

The accompanying notes are an integral part of these financial statements.

F-4

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2014	Year ended April 30, 2013	For the period from inception (May 17, 2011) to April 30, 2014
Operating Activities
Net loss	$(108,101)	$(28,750)	$(137,193)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	6,000	(6,000)	–
Increase (Decrease) in Operating Liabilities:
Accounts Payable	11,158	200	11,358
Accounts Payable – related party	2,000	–	2,000
Net cash used in operating activities	(88,943)	(34,550)	(123,835)

Financing Activities
Proceeds from sale of common stock	–	21,900	24,400
Proceeds from shareholder loan	81,840	–	81,840
Proceeds from advances	7,097	10,200	17,871
Net cash provided by financing activities	88,937	32,100	124,111

Net change in cash and equivalents	(6)	(2,450)	276
Cash and equivalents at beginning of the period	282	2,732	–
Cash and equivalents at end of the period	$276	$282	$276

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

F-5

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash. On October 25, 2013 Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since inception through April 30, 2014 the Company has not generated any revenue and has accumulated losses of $137,193.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $137,193 as of April 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and advances and loans from directors and/or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the period have been made, and all adjustments are of a normal recurring nature.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable, advances and loan from shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Recent accounting pronouncements

We have reviewed all the recent and not yet effective accounting pronouncements issued through the date of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

F-6

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of April 30, 2014 the Company had 3,230,000 shares of its common stock outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to April 30, 2014, a former shareholder advanced the Company $17,871. As of April 30, 2014, the total amount was $17,871. The advance is non-interest bearing, due upon demand and unsecured.

During the year ended April 30, 2014 a shareholder loaned the company $81,840. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time.

In addition, in the event of a merger or acquisition and there remains an outstanding balance on the principal and accrued interest, the holder is entitled to an additional maximum of 20,460,000 common shares.

NOTE 5 – INCOME TAXES

As of April 30, 2014 the Company had net operating loss carry forwards of approximately $137,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

F-7

Components of net deferred tax assets, including a valuation allowance, are as follows at April 30, 2013 and 2014.

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$47,000	$9,900
Total deferred tax assets	47,000	9,900
Less: valuation allowance	(47,000)	(9,900)
Net deferred tax assets	$–	$–

The valuation allowance for deferred tax assets as of April 30, 2014 was approximately $137,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30, 2013 and 2014:

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	–%	–%

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to year end the Company received shareholder advances of $4,997. The advances are non-interest bearing, due on demand, and unsecured.

F-8

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Maria Tzetzangari Ibarra Junquera,	46	President, CEO & Director

Maria Tzetzangari Ibarra Junquera, has acted as our President & CEO and Director since October 25, 2013. She graduated with a Degree in Journalism and Communication Sciences, from Universidad Nacional Autonoma de Mexico (UNAM), Mexico City, Mexico. Her professional experience includes being General Manager, Invest Manzanillo, Buffette de Inversiones, Agent, Notaria Publica No. 4 and General Manager, T- ANNA, S.A. DE C.V. (Korean owned) all located in Mexico.

During the past ten years, Maria Tzetzangari Ibarra Junquera, has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Maria Tzetzangari Ibarra Junquera, was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Maria Tzetzangari Ibarra Junquera, involvement in any type of business, securities or banking activities.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on May 17, 2011 to April 30, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Maria Tzetzangari Ibarra Junquera President, CEO & Director	2013 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of July 29, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	N/A	shares of common stock (direct)	N/A	%
All officers and directors (1 person)	N/A	shares of common stock	N/A	%

The percent of class is based on 3,230,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2014, we incurred approximately $9,600 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_______________________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.

Dated: July 29, 2014	By: /s/ Maria Tzetzangari Ibarra Junquera
Maria Tzetzangari Ibarra Junquera, Director, CEO

