Form 10-Q
period 2014-07-31
GILAX, CORP.
filed 2014-09-23
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2014

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]

Accelerated filer [_]

Non-accelerated filer [_]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of September 22, 2014.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	July 31, 2014	APRIL 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$276	$276
Total current assets	276	276
Total assets	$276	$276
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,858	$11,358
Accounts Payable- Related Party	5,000	2,000
Loan from Shareholder	88,966	81,840
Advances	17,871	17,871
Total current liabilities	137,695	113,069
Total liabilities	$137,695	$113,069
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,230,000 shares issued and outstanding as of July 31, 2014 and April 30, 2014	3,230	3,230
Additional paid-in-capital	21,170	21,170
Deficit accumulated during the development stage	(161,819)	(137,193)
Total stockholders’ deficit	(137,419)	(112,793)
Total liabilities and stockholders’ deficit	$276	$276

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2014	Three months ended July 31, 2013	For the period from inception (May 17, 2011) to July 31, 2014
Revenues	$–	$–	$–
Expenses
General and administrative expenses	24,626	6,972	161,819
Net loss from operations	(24,626)	(6,972)	(161,819)
Net loss	$(24,626)	$(6,972)	$(161,819)
Loss per common share – Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,230,000	3,230,000

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31, 2014	Three months ended July 31, 2013	For the period from inception (May 17, 2011) July 31, 2014
Operating Activities
Net loss	$(24,626)	$(6,972)	$(161,819)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	–	2,000	–
Increase (Decrease) in Operating Liabilities:
Accounts Payable	14,500	–	25,858
Accounts Payable – Related Party	3,000	–	5,000
Net cash used in operating activities	(7,126)	(4,972)	(130,961)
Financing Activities
Proceeds from sale of common stock	–	–	24,400
Proceeds from Shareholder Loan	7,126	4,700	88,966
Proceeds from advances	–	–	17,871
Net cash provided by financing activities	7,126	4,700	131,237
Net change in cash and equivalents	–	(272)	276
Cash and equivalents at beginning of the period	276	282	–
Cash and equivalents at end of the period	$276	$10	$276
Supplemental cash flow information:
Cash paid for:
Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2014

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2015.

Organization and Description of Business.

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash. On October 25, 2013 Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2014 the Company has not generated any revenue and has accumulated losses of $161,819.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $161,819 as of July 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of July 31, 2014, the Company has outstanding 3,230,000 shares of its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to July 31, 2014, a former shareholder advanced the Company $17,871. As of July 31, 2014, the total amount was $17,871. The advance is non-interest bearing, due upon demand and unsecured.

From inception (May 17, 2011) to July 31, 2014 a shareholder loaned the company $88,966. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

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

INTRODUCTION

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. The Company intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 new Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns.

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

THREE MONTH PERIOD ENDED July 31, 2014 COMPARED TO THREE MONTH PERIOD ENDED July 31, 2013

Our net loss for the three-month period ended July 31, 2014 was $24,626 compared to a net loss of $6,972 during the three-month period ended July 31, 2013. During the three-month periods ending July 31, 2014 and 2013, we did not generate any revenue.

During the three month period ended July 31, 2014, we incurred general and administrative expenses of $24,626 compared to $6,972 incurred during the three-month period ended July 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED JULY 31, 2014

As of July 31, 2014, our current assets were $276 compared to $276 in current assets at April 30, 2014. Current assets were comprised of $276 in cash. As of July 31, 2014, our current liabilities were $137,695. Current liabilities were comprised of $88,966 in loans from shareholder, $25,858 in accounts payable, $5,000 in accounts payable related party, and $17,871 in advances.

Stockholders’ deficit increased from $112,793 as of April 30, 2014 to $137,419 as of July 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2014, net cash flows used in operating activities was $7,126 consisting of a net loss of $24,626, increase in accounts payable of $14,500, and increase in accounts payable related party of $3,000. Net cash flows used in operating activities was $130,961 for the period from inception (May 17, 2011) to July 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from Shareholders, advances, or the issuance of equity instruments. For the three month period ended July 31, 2014, cash flow provided by financing activities was $7,126 received from loans from Shareholder.  For the period from inception (May 17, 2011) to July 31, 2014, net cash provided by financing activities was $131,237 from proceeds from sale of common stock, loans from Shareholder, and advances.

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

None.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The related party loan from a shareholder with an amount outstanding of $88,966 as of period end was due on September 15, 2014 and is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash.

On October 25, 2013, Aleksandr Gilev resigned his official position as Director of the Corporation. On the same day, the shareholders of the Corporation voted Garth Jensen, Ricardo Leon Vera and Maria Tzetzangari Ibarra Junquera as the new Directors of the Corporation, leading its new business direction of acquiring past or current gold mineral properties that have the potential to yield high returns.

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

GILAX, CORP.

Dated: September 22, 2014	By: /s/ Maria Tzetzangari Ibarra Junquera Maria Tzetzangari Ibarra Junquera, Director, CEO

