Form 10-Q
period 2014-10-31
GILAX, CORP.
filed 2014-12-17
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2014

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

Large accelerated filer [_]

Accelerated filer [_]

Non-accelerated filer [_]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,230,000 as of December 17, 2014.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	3
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10
PART II OTHER INFORMATION
Item 1	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	10
Item 5	Other Information	10
Item 6	Exhibits	10
	Signatures	11

GILAX, CORP.

BALANCE SHEETS

(Unaudited)

	October 31, 2014	APRIL 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$4,573	$276
Total current assets	4,573	276
Total assets	$4,573	$276
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$26,108	$11,358
Accounts Payable- Related Party	5,000	2,000
Accrued expenses	14,196	–
Loan from Shareholder	103,966	81,840
Advances	17,871	17,871
Total current liabilities	167,141	113,069
Total liabilities	$167,141	$113,069
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;3,230,000 shares issued and outstanding as of October 31, 2014 and April 30, 2014	3,230	3,230
Additional paid-in-capital	21,170	21,170
Accumulated deficit	(186,968)	(137,193)
Total stockholders’ deficit	(162,568)	(112,793)
Total liabilities and stockholders’ deficit	$4,573	$276

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2014	Three months ended October 31, 2013	Six months ended October 31, 2014	Six months ended October 31, 2013
Revenues	$–	$–	$–	$–
Expenses
General and administrative expenses	25,149	4,709	49,775	11,681
Net loss from operations	(25,149)	(4,709)	(49,775)	(11,681)
Net loss	$(25,149)	$(4,709)	$(49,775)	$(11,681)
Loss per common share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,230,000	3,230,000	3,230,000	3,230,000

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31, 2014	Six months ended October 31, 2013
Operating Activities
Net loss	$(49,775)	$(11,681)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	–	4,000
Increase (Decrease) in Operating Liabilities:
Accounts Payable and accrued expenses	28,946	–
Accounts Payable – Related Party	3,000	575
Net cash used in operating activities	(17,829)	(7,106)
Financing Activities
Proceeds from sale of common stock	–	–
Proceeds from Shareholder Loan	22,126	–
Proceeds from advances	–	7,100
Net cash provided by financing activities	22,126	7,100
Net change in cash and equivalents	4,297	(6)
Cash and equivalents at beginning of the period	276	282
Cash and equivalents at end of the period	$4,573	$276
Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

GILAX, CORP.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2014

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2015.

Organization and Description of Business.

GILAX, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America.On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash. On October 25, 2013 Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation,changed business direction into acquiring various mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since inception through October 31, 2014 the Company has not generated any revenue and has accumulated losses of $186,968.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $186,968 as of October 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 17, 2011) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On February 21, 2012, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. For the year ended April 30, 2013, the Company issued 730,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,900. As of October 31, 2014, the Company has outstanding 3,230,000 shares of its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to October 31, 2014, a former shareholder advanced the Company $17,871. As of October 31, 2014, the total amount was $17,871. The advance is non-interest bearing, due upon demand and unsecured.

From inception (May 17, 2011) to October 31, 2014 a shareholder loaned the company $103,966. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

The Company has accrued $3,799 interest expense and $10,397 for the penalty accrual on default of the loan as of October 31, 2014.

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

INTRODUCTION

Gilax, Corp. was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. The Company intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 new Directors of the Corporation,changed business direction into acquiring various mineral properties that have the potential to yield high returns.

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

THREE MONTH PERIOD ENDED October 31, 2014 COMPARED TO THREE MONTH PERIOD ENDED October 31, 2013

Our net loss for the three-month period ended October 31, 2014 was $25,149 compared to a net loss of $4,709 during the three-month period ended October 31, 2013. During the three-month periods ending October 31, 2014 and 2013, we did not generate any revenue.

During the three month period ended October 31, 2014, we incurred general and administrative expenses of $25,149 compared to $4,709 incurred during the three-month period ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

SIX MONTH PERIOD ENDED OCTOBER 31, 2014 COMPARED TO SIX MONTH PERIOD ENDED OCTOBER 31, 2013

Our net loss for the six-month period ended October 31, 2014 was $49,775 compared to a net loss of $11,681 during the six-month period ended October 31, 2013. During the six-month period ended October 31, 2014 and 2013, we did not generate any revenue.

During the six month period ended October 31, 2014, we incurred general and administrative expenses of $49,775 compared to $11,681 incurred during the six-month period ended October 31, 2013. General and administrative expenses incurred during the six month period ended October 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2014

As of October 31, 2014, our current assets were $4,573 compared to $276 in current assets at April 30, 2014. Current assets were comprised of $4,573 in cash. As of October 31, 2014, our current liabilities were $167,141. Current liabilities were comprised of $103,966 in loans from shareholder, $26,108 in accounts payable, $5,000 in accounts payable related party, $14,196 in accrued expenses, and $17,871 in advances.

Stockholders’ deficit increased from $112,793 as of April 30, 2014 to $162,568 as of October 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2014, net cash flows used in operating activities was $17,829 consisting of a net loss of $49,775, increase in accounts payable and accrued expenses of $28,946, and increase in accounts payable related party of $3,000.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from Shareholders, advances, or the issuance of equity instruments. For the six-month period ended October 31, 2014, cash flow provided by financing activities was $22,126 received from loans from Shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 and 32.2 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILAX, CORP.

Dated: December 17, 2014	By: /s/ Maria Tzetzangari Ibarra Junquera Maria Tzetzangari Ibarra Junquera, Director, CEO

