Form 10-Q
period 2015-01-31
ProVest Global Inc.
filed 2015-03-23
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-183797

PROVEST GLOBAL, INC.

(Formerly Gilax, Corp.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,300,000 as of March 11, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PROVEST GLOBAL, INC.

(Formerly Gilax, Corp.)

BALANCE SHEETS

(Unaudited)

	January 31, 2015	April 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$–	$276
Total current assets	–	276
Total assets	$–	$276
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$9,050	$5,358
Accounts Payable- Related Party	15,000	8,000
Loan from Shareholder	–	81,840
Note Payable	81,840	–
Advances	–	17,871
Total current liabilities	105,890	113,069
Total liabilities	$105,890	$113,069
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 32,300,000 shares issued and outstanding as of January 31, 2015 and April 30, 2014	32,300	32,300
Additional paid-in-capital	71,909	(7,900)
Accumulated deficit	(210,099)	(137,193)
Total stockholders’ deficit	(105,890)	(112,793)
Total liabilities and stockholders’ deficit	$–	$276

The accompanying notes are an integral part of these financial statements.

PROVEST GLOBAL, INC

(Formerly Gilax, Corp.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Nine months ended January 31, 2015	Nine months ended January 31, 2014
Revenues	$–	$–	$–	$–
Expenses
General and administrative expenses	23,131	79,314	72,906	90,995
Net loss from operations	(23,131)	(79,314)	(72,906)	(90,995)
Net loss	$(23,131)	$(79,314)	$(72,906)	$(90,995)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	32,300,000	29,250,550	32,300,000	26,423,190

The accompanying notes are an integral part of these financial statements.

PROVEST GLOBAL, INC.

(Formerly Gilax, Corp.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2015	Nine months ended January 31, 2014
Operating Activities
Net loss	$(72,906)	$(90,995)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	–	6,000
Increase (Decrease) in Operating Liabilities:
Accounts Payable	3,692	–
Accounts Payable – Related Party	42,196	575
Net cash used in operating activities	(27,018)	(84,420)
Financing Activities
Proceeds from Shareholder Loan	26,742	77,314
Proceeds from advances	–	7,100
Net cash provided by financing activities	26,742	84,414
Net change in cash and equivalents	(276)	(6)
Cash and equivalents at beginning of the period	276	282
Cash and equivalents at end of the period	$–	$276
Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–
Non-cash transaction:
Debt forgiven – related parties	$79,809	$–

The accompanying notes are an integral part of these financial statements.

PROVEST GLOBAL, INC.

(Formerly Gilax, Corp.)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2015.

Reclassifications

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 17, 2011) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has adopted these provisions.

Organization and Description of Business

PROVEST GLOBAL, INC., (the “Company”) was incorporated as GILAX, CORP. under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. The name change was effective December 18th, 2014. On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash. On October 25, 2013 Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through January 31, 2015 the Company has not generated any revenue and has accumulated losses of $210,099. The majority shareholders’ changed on January 30, 2015. As a result of this transaction, certain related party liabilities were forgiven and recorded as contributed capital in additional paid in capital.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $210,099 as of January 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On December 18, 2014 the Company affected a 10 for 1 forward stock split. This has been retroactively applied.

As of January 31, 2015, the Company has outstanding 32,300,000 shares of its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to January 31, 2015, a former shareholder advanced the Company $17,871. The advance is non-interest bearing, due upon demand and unsecured. As of January 31, 2015, the total amount was $0 as this amount was forgiven by the advance holder and the Company recorded it as contributed capital in additional paid in capital.

From inception (May 17, 2011) to January 31, 2015 a shareholder loaned the company $108,582. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

•	The Company has accrued $3,799 interest expense and $10,397 for the penalty accrual on default of the loan as of January 31, 2015.

•	In addition, in the event of a merger or acquisition and there remains an outstanding balance on the principal and accrued interest, the holder is entitled to an additional maximum of 20,460,000 common shares.

•	As of January 31, 2015 the amount of $26,742 was forgiven by the loan holder and recorded as contributed capital in additional paid in capital. The remaining balance of $81,840 has been converted to a note payable when the loan holder sold his shares of the Company.

•	The accrued $3,799 interest expense and $10,397 for the penalty accrual on default of the loan was also forgiven and recorded as contributed capital in additional paid in capital as of January 31, 2015.

As of January 31, 2015, related party payables of $21,000 was forgiven and recorded as contributed capital in additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

Provest Global, Inc. (formerly Gilax, Corp.) was incorporated in the State of Nevada on May 17, 2011 and established a fiscal year end of April 30. The Company intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 new Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns.

RESULTS OF OPERATION

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JANUARY 31, 2015 COMPARED TO THREE MONTH PERIOD ENDED JANUARY 31, 2014

Our net loss for the three-month period ended January 31, 2015 was $23,131 compared to a net loss of $79,314 during the three-month period ended January 31, 2014. During the three-month periods ending January 31, 2015 and 2014, we did not generate any revenue.

During the three month period ended January 31, 2015, we incurred general and administrative expenses of $23,131 compared to $79,314 incurred during the three-month period ended January 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NINE MONTH PERIOD ENDED JANUARY 31, 2015 COMPARED TO NINE MONTH PERIOD ENDED JANUARY 31, 2014

Our net loss for the nine-month period ended January 31, 2015 was $72,906 compared to a net loss of $90,995 during the nine-month period ended January 31, 2014. During the nine-month period ended January 31, 2015 and 2014, we did not generate any revenue.

During the nine month period ended January 31, 2015, we incurred general and administrative expenses of $72,906 compared to $90,995 incurred during the nine-month period ended January 31, 2014.  General and administrative expenses incurred during the nine month period ended January 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2015

As of January 31, 2015, Current Assets were $0 compared to $276 in current assets at April 30, 2014. As of January 31, 2015, our current liabilities were $105,890. Current liabilities were comprised of $81,840 in a note payable, $9,050 in accounts payable, and $15,000 in accounts payable related party.

Stockholders’ deficit decreased from $112,793 as of April 30, 2014 to $105,890 as of January 31, 2015 due to the aforementioned contributed capital from debt forgiveness.

CASH FLOWS FROM OPERATING ACTIVITIES

The Company has not generated positive cash flows from operating activities. For the nine month period ended January 31, 2015, net cash flows used in operating activities was $27,018 consisting of a net loss of $72,906 and a decrease in accounts payable and accounts payable related party of $45,888. Net cash flows used in operating activities was $84,420 for the nine month period ended to January 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans and advances from Shareholders, or the issuance of equity instruments. For the nine month period ended January 31, 2015, cash flow provided by financing activities was $26,742 from a shareholder loan which was converted to a notes payable.  For the nine month period ended January 31, 2014 net cash provided by financing activities was $84,414 from proceeds from sale of common stock, loans from Shareholder, and Advances.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 30, 2015, Maria Tzetzangari Ibarra Junquera as Director, President and CEO, Garth Jensen as CFO and Director and Ricardo Leon Vera as Director and V.P. resigned their positions as the Company transitioned to new ownership. A new slate of Directors will be elected after the quarter end.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVEST GLOBAL, INC.

Dated: March 23, 2015	By: /s/ Robbie Chua Robbie Chua, Chief Executive Officer

