Form 10-K
period 2015-04-30
Imperial Plantation Corp
filed 2015-08-26
CIK 1542934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-183797

IMPERIAL PLANTATION CORPORATION

(Formerly Provest Global Inc.)

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

68-0682040 (IRS Employer Identification Number)	100 (Primary Standard Industrial Classification Code Number)

1255 W. Rio Salado Parkway

Suite 215 Tempe,

Arizona 85281

(480) 339-0181

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

As of August 25, 2015, the registrant had 1,032,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 25, 2015.

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

General

ProVest Global, Inc. was involved in mineral exploration company concentrating its generative efforts in Mexico's Cortez Trend.  Its focus is exploration - the stage that offers the strongest rewards and growth potential for shareholders.  Mitigating the risk of exploration is done through the company’ joint venture business model and strategic alliances, both allowing it to be active on four projects without diluting its share structure or its treasury. Led by some of the most experienced and talented geologists in Mexico, the company is committed to the exploration and discovery of world-class deposits in some of the most promising mineral districts in the world.

On April 10, 2015, ProVest Global, Inc. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Imperial Plantation Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Imperial Plantation Corporation”. On April 15, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned name change be effected in the market. The Company also requested that its ticker symbol be changed to “IMPC”. On May 4, 2015, FINRA granted approval for the name change and the ticker symbol change.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “IMPC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Following is a report of high and low bid pricing for the last two (2) fiscal years for the Company’s common stock:

Quarter	High ($)	Low ($)
4th Quarter ended 04/30/15	0.08	0.0006
3rd Quarter ended 1/31/15	0.05	0.0051
2nd Quarter ended 10/31/14	0.10	0.0035
1st Quarter ended 7/31/14	0.34	0.10

4th Quarter ended 4/30/14	0.34	0.10
3rd Quarter ended 1/31/14	N/A	N/A
2nd Quarter ended 10/31/13	N/A	N/A
1st Quarter ended 7/31/13	N/A	N/A

OTC Markets provided the above information. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of August 20, 2015, the 1,032,300,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2015.

Our net loss for the fiscal year ended April 30, 2014 was $108,101 compared to a net loss of $93,430 for the fiscal year ended April 30, 2015. During fiscal year ended April 30, 2014 and 2015, the Company did not generate any revenue.

During the fiscal year ended April 30, 2014, we incurred general and administrative expenses of $108,101 compared to $93,430 in general and administrative expenses incurred during the fiscal year ending April 30, 2015.

Expenses incurred during fiscal year ended April 30, 2015 compared to the fiscal year ended April 30, 2014 decreased primarily due to the decreased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 32,300,000 for the fiscal year ended April 30, 2014 compared to 32,300,000 for the fiscal year ended April 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2015

As of April 30, 2015, our current assets were $0 and our total liabilities were $102,364. As of April 30, 2015, total liabilities were comprised of $11,874 in advances from a shareholder, a loan from shareholder in the amount of $81,840 and $8,650 in accounts payable and accrued expenses. Stockholders’ deficit was $230,623 as of April 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2015, net cash flows used in operating activities was $62,942 consisting of a net loss of $93,430, increase in accounts payable related party of $27,196, and increase in accounts payable and accrued expenses of $3,292.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2015 net cash provided by financing activities was $62,666, received from proceeds from advances from shareholder and note payable from former shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2014 and April 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

IMPERIAL PLANTATION CORPORATION

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Imperial Plantation Corporation

Tempe, Arizona

We have audited the accompanying balance sheets of Imperial Plantation Corporation (the “Company”) as of April 30, 2014 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Plantation Corporation as of April 30, 2014 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

August 25, 2015

IMPERIAL PLANTATION CORPORATION

BALANCE SHEETS

	APRIL 30, 2014	APRIL 30, 2015
ASSETS
Current Assets
Cash	$276	$–
Prepaid expenses	–	–
Total current assets	276	–
Total assets	$276	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$11,358	$8,650
Accounts payable – related party	2,000	–
Loan from Shareholder	81,840	81,840
Advances	17,871	11,874
Total current liabilities	113,069	102,364
Total liabilities	113,069	102,364

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 32,300,000 shares issued and outstanding as of April 30, 2014 and 2015	32,300	32,300
Additional paid-in-capital	(7,900)	95,959
Accumulated deficit	(137,193)	(230,623)
Total stockholders’ equity (deficit)	(112,793)	(102,364)
Total liabilities and stockholders’ equity (deficit)	$276	$–

The accompanying notes are an integral part of these financial statements.

F-3

IMPERIAL PLANTATION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended April 30, 2014	Year ended April 30, 2015
Revenues	$–	$–
Expenses
General and administrative expenses	108,101	93,430
Net loss from operations	(108,101)	(93,430)
Net loss	$(108,101)	$(93,430)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	32,300,000	32,300,000

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED APRIL 30, 2014 and 2015

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance as of April 30, 2013	32,300,000	$32,300	$(7,900)	$(29,092)	$(4,692)
	–	–	–	–	–
Net loss	–	–	–	(108,101)	(108,101)
Balance as of April 30, 2014	32,300,000	$32,300	$(7,900)	$(137,193)	$(112,793)
Contributed capital	–	–	103,859	–	103,859
Net loss	–	–	–	(93,430)	(93,430)
Balance as of April 30, 2015	32,300,000	$32,300	$95,959	$(230,623)	$(102,364)

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2014	Year ended April 30, 2015
Operating Activities
Net loss	$(108,101)	$(93,430)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	6,000	–
Increase (Decrease) in Operating Liabilities:
Accounts Payable and accrued expenses	11,158	3,292
Accounts Payable – related party	2,000	27,196
Net cash used in operating activities	(88,943)	(62,942)

Financing Activities
Proceeds from shareholder loan	81,840	26,742
Proceeds from advances	7,097	35,924
Net cash provided by financing activities	88,937	62,666

Net change in cash and equivalents	(6)	(276)
Cash and equivalents at beginning of the period	282	276
Cash and equivalents at end of the period	$276	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash transaction:
Debt forgiven – related parties	$–	$103,859

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

IMPERIAL PLANTATION CORPORATION formerly PROVEST GLOBAL, INC. (the “Company”) was incorporated as Gilax, Corp. under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25, 2013 Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000.00 in cash. On October 25, 2013 Aleksandr Gilev resigned his official position as Director of the Corporation. New Directors of the Corporation, changed business direction into acquiring various mineral properties that have the potential to yield high returns.

Provest Global, Inc. was involved in mineral exploration company concentrating its generative efforts in Mexico's Cortez Trend.  Its focus is exploration - the stage that offers the strongest rewards and growth potential for shareholders.  Mitigating the risk of exploration is done through the company’ joint venture business model and strategic alliances, both allowing it to be active on four projects without diluting its share structure or its treasury.  The majority shareholders’ changed on January 30, 2015. As a result of this transaction, certain related party liabilities were forgiven and recorded as contributed capital in additional paid in capital.

On April 10, 2015, ProVest Global, Inc. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Imperial Plantation Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Imperial Plantation Corporation”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $230,623 as of April 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses, advances, and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

NOTE 3 – COMMON STOCK

The Company has 5,000,000,000 common shares authorized with a par value of $0.001 per share.

On December 18, 2014 the Company affected a 10 for 1 forward stock split. This has been retroactively applied.

The Company did not issue any new common shares during the year ended April 30, 2014 and 2015.

As of April 30, 2015, the Company has outstanding 32,300,000 shares of its common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period from inception on May 17, 2011 to April 30 2015, a former shareholder advanced the Company $17,871. The advance is non-interest bearing, due upon demand and unsecured. As of April 30, 2015, the total amount was $0 as this amount was forgiven by the advance holder and the Company recorded it as contributed capital in additional paid in capital.

From inception (May 17, 2011) to April 30, 2015 a shareholder loaned the company $108,582. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

•	The Company has accrued $10,299 interest expense and $10,397 for the penalty accrual on default of the loan as of April 30, 2015.

•	In addition, in the event of a merger or acquisition and there remains an outstanding balance on the principal and accrued interest, the holder is entitled to an additional maximum of 20,460,000 common shares.

•	As of April 30, 2015 the amount of $26,742 was forgiven by the loan holder and recorded as contributed capital in additional paid in capital. The remaining balance is $81,840 as of April 30, 2015.

•	Accrued interest expense of $3,799 and $10,397 for the penalty accrual on default of the loan was also forgiven and recorded as contributed capital in additional paid in capital as of April 30, 2015.
F-8

As of April 30, 2015, related party payables of $21,000 was forgiven and recorded as contributed capital in additional paid in capital.

As of April 30, 2015, a shareholder advance of $24,050 was forgiven and recorded as contributed capital in additional paid in capital.

As of April 30, 2015, a shareholder has advanced the Company $11,874, the advances are unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

As of April 30, 2015 the Company had net operating loss carry forwards of approximately $230,623 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at April 30, 2015 and 2014.

	2014	2015
Deferred tax assets:
Net operating loss carry forward	$47,000	$78,400
Total deferred tax assets	47,000	78,400
Less: valuation allowance	(47,000)	(78,400)
Net deferred tax assets	$–	$–

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30, 2014 and 2015:

	2014	2015
Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	–%	–%

NOTE 6 – SUBSEQUENT EVENTS

On June 24, 2015, the Company entered into an Share Exchange Agreement (the “Asset Purchase Agreement”) with Chaw Eng Neng, a resident of Malaysia (“Chaw”) and Lim Kok Cheang, a resident of Malaysia (“Lim"), whereby the Company agreed to issue 2 billion shares of its common stock in exchange for all of the issued and outstanding shares of Huu Haq Resources Sdn. Bhd., a Malaysian c corporation (“Huu Haq”).

Messrs. Chaw and Lim are the sole and equal owners of Huu Haq, which is in the business of planting, growing, maintain and harvesting agarwood for the purposes of producing agar wood chips, oudoil and agarwood tea. Huu Haq operates such business on a 2,000-acre plantation located in Kelantan, Malaysia. If this transaction proceeds as currently contemplated, Messrs. Chaw and Lim will control a total of 1 billion shares of the Company’s common stock. Messrs. Chaw and Lim would therefore each own 32.98% of IMPC’s total issued and outstanding shares. This transaction will close upon completion of the Company’s due diligence review of Huu Haq.

IMPC has decided to enter into the plantation business, with specifically focusing on growing, harvesting and producing agarwood and agarwood products and believes that acquiring Huu Haq will allow it to enter the plantation business quickly and effectively.

The transaction to acquire Huu Haq is subject to the completion of due diligence by each party, which is currently ongoing. IMPC must also raise sufficient capital so that it will be able to operate Huu Haq and meet its ongoing operational requirements.

On July 24, 2015, the Company entered into a Subscription Agreement with Great Mission Inc., a Malaysian corporation, for the sale and purchase of 1 billion shares of our common stock at the price of $1 million or $0.001 per shares.

The Company issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Great Mission Inc. is located in Malaysia and was in Malaysia at the time of the sale of the shares;
•	Great Mission agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and
•	The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework -2013 .  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of April 30, 2015 due to the existence of the material weaknesses as of April 30, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Inadequate segregation of duties within an account or process. Management has determined that it does not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

●	Inadequate Policies & Procedures. Management has determined that its existing policies and procedures are limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

●	Failure to timely file reports due under the Securities Exchange Act of 1934. Failure to timely file report on Form 10-K as of April 30, 2015; however, with this filing, we are current with our reports.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that do not require smaller reporting companies such as the Company to provide such an auditor attestation report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered.

Management formulated a remediation plan in the first quarter of 2016 that we will continue to implement in our fiscal year 2016, as capital permits, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2016, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and/or Directors	Age	Position
Robbie Chua 27 Jalan Awan Berarak Taman Yarl Kuala Lumpur, Malaysia 58200	52	President, CEO & Director
Revi Janardhanan Pillai 2-03 Blok B Cameron Towers, Jalan 5/58B Gasing Heights, Malaysia 46000	51	CFO & Director
S.K. Ho No 12B Jalan Saujana 3 Ampang Saujana, Ampang Selangor 68000	57	Secretary

Each of the aforementioned officers and directors were appointed to their respective offices and positions on February 25, 2015.

Biographies

Robbie (Seong Seng) Chua (age 52)

Mr. Chua is an Economist and has more than 20 years of experience in corporate finance specializing in property development and listing of companies in various stock exchanges in the world.

For the last 28 years, Mr. Chua has owned and operated a registered real estate agency and property consultancy firm, located in Malaysia and with operations and clientele from Europe, South East Asia and the Middle East. Mr. Chua specializes in managing property and plantation structured corporate transactions, particularly in financing and marketing including reverse take-overs.

Mr. Chua sits on the board for various construction companies from China seeking for mega construction contracts in Malaysia.

Mr. Chua has been involved in the listing of companies on the Malaysian Stock Exchange, Singapore Stock Exchange, London Stock Exchange and the Frankfurt Stock Exchange and US Stock Exchange.

During the past ten years, Mr. Chua, has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Chua, was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Chua, involvement in any type of business, securities or banking activities.

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

Revi Janardhanan Pillai (age 51)

Mr. Pillai is a member of the Malaysian Institute of Certified Public Accountants.

Since February 2014, Mr. Pillai has been the CFO of the ROGP Group, a Malaysian firm involved in investment holding, property development and direct marketing. From November 2012 to January 2014, Mr. Pillai was the Deputy CFO for Gryphon Energy Group, an oil and gas company located in Kuala Lumpur, Malaysia. From November 2010 to November 2012, Mr. Pillai was the Deputy CFO for Novelty Group, Singapor, a property development and construction company. From February 2010 to November 2010, Mr. Pillai was the head of the internal audits for Eversendai Corp., a structural steel and construction company located Rawang, Malaysia.

During the past ten years, Mr. Pillai, has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Pillai, was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Pillai, involvement in any type of business, securities or banking activities.

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

S.K. Ho (age 57)

Ho Shih Khiam is a trained accountant and since the age of 20 he was been engaged in auditing, accounting and financial environment. With the experience gained from the past, he was appointed as the HOD of accounting and finance department in the past employments. Later, he diversified himself into other fields as a Manager in Operation and was involved in product packages designing, marketing and sales promotion designing, and will manage the company’s recognition and award presentation events.

Prior to his appointment as the Company’s Secretary, he served as the General Manager of a Malaysian based Multi National multi-level marketing company, that merchandised food supplements and household consumables. Since this company ventured into Singapore, Brunei, Thailand, and Indonesia, he supervised the setting up of each country-standard operational and the financial reporting procedure.

Concurrently, since 2004, together with his wife, Ederlyn Lai Kok Foon, he founded a licensed travel agency, known as Meridianvest Travel & Tours Sdn Bhd. He serves as this company’s day to day manager of operations, cash flow, financial planning, costing of travel incentive packages and statutory financial reporting.

During the past ten years, Mr. Ho, has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Ho, was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Ho, involvement in any type of business, securities or banking activities.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended April 30, 2014 and 2015.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Maria Tzetzangari Ibarra Junquera President, CEO & Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robbie Chua President & CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 14, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Robbie Chua 27 Jalan Awan Berarak Taman Yarl Kuala Lumpur, Malaysia 58200	-0-	0%
Common Stock	Revi Janardhanan Pillai 2-03 Blok B Cameron Towers, Jalan 5/58B Gasing Heights, Malaysia 46000	-0-	0%
Common Stock	S.K. Ho No 12B Jalan Saujana 3 Ampang Saujana, Ampang Selangor 68000	-0-	0
All officers and directors		-0-	0%

Common Stock	Great Mission Inc. Manhattan Complex Bellevue PO Box 157 Port Vila Vanuatu	1,000,000,000	96.871%

The percent of class is based on 1,032,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2015, we incurred approximately $10,800 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

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

Imperial Plantation Corporation

Dated August 26, 2015	By: /s/ Robbie Chua
Robbie Chua, President and CEO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robbie Chua	Chief Executive Officer	August 26, 2015
Robbie Chua	and Director

/s/ Revi Janardhanan Pillai	Chief Financial Officer	August 26, 2015
Revi Janardhanan Pillai	and Director

/s/ S.K. Ho	Secretary and Director	August 26, 2015
S.K. Ho

