Form 10-Q
period 2015-07-31
Imperial Plantation Corp
filed 2015-09-14
CIK 1542934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-183797

Commission File Number

IMPERIAL PLANTATION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	68-0682040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 W. Rio Salado Parkway
Suite 215
Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

(480) 339-0181

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X ] No

As of September 11, 2015, the issuer had 1,032,300,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERIAL PLANTATION CORPORATION

FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

IMPERIAL PLANTATION CORPORATION

BALANCE SHEETS

(Unaudited)

	JULY 31, 2015	APRIL 30, 2015
ASSETS
Current Assets
Cash	$–	$–
Prepaid expenses	–	–
Total current assets	–	–
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$23,082	$8,650
Loan from Shareholder	81,840	81,840
Advances – related party	23,409	11,874
Total current liabilities	128,331	102,364
Total liabilities	128,331	102,364

Commitments

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 32,300,000 shares issued and outstanding as of July 31, 2015 and April 30, 2015	32,300	32,300
Additional paid-in-capital	95,959	95,959
Accumulated deficit	(256,590)	(230,623)
Total stockholders’ equity (deficit)	(128,331)	(102,364)
Total liabilities and stockholders’ equity (deficit)	$–	$–

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014
Revenues	$–	$–

Expenses
General and administrative expenses	25,967	24,626
Net loss from operations	(25,967)	(24,626)
Net loss	$(25,967)	$(24,626)

Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	32,300,000	32,300,000

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014
Operating Activities
Net loss	$(25,967)	$(24,626)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	–	–
Increase (Decrease) in Operating Liabilities:
Accounts Payable and accrued expenses	14,432	14,500
Accounts Payable – Related Party	–	3,000
Net cash used in operating activities	(11,535)	(7,126)
Financing Activities
Proceeds from sale of common stock	–	–
Proceeds from Shareholder Loan	–	7,126
Proceeds from advances – related party	11,535	–
Net cash provided by financing activities	11,535	7,126
Net change in cash and equivalents	–	–
Cash and equivalents at beginning of the period	–	276
Cash and equivalents at end of the period	$–	$276
Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2016.

Organization and Description

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

On April 10, 2015, ProVest Global, Inc. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Imperial Plantation Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Imperial Plantation Corporation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $256,590 as of July 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of July 31, 2015, the Company had outstanding 32,300,000 shares of its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a note payable entered into in prior year of $81,840. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

In addition, in the event of a merger or acquisition and there remains an outstanding balance on the principal and accrued interest, the holder is entitled to an additional maximum of 20,460,000 common shares.

As of July 31, 2015, a shareholder has advanced the Company $23,409, the advances are unsecured, non-interest bearing, and are due on demand.

NOTE 4 – COMMON STOCK ISSUANCE

As of July 24, 2015, the Company authorized the issuance of 1 billion shares of common stock to be issued to Great Mission Inc. pursuant to a Subscription Agreement dated July 24, 2015. The shares were delivered in August 2015 and the Company received total proceeds of $1 million in August 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

On June 24, 2015, Imperial Plantation Corporation (the “Company”) entered into an Share Exchange Agreement (the “Asset Purchase Agreement”) with Chaw Eng Neng, a resident of Malaysia (“Chaw”) and Lim Kok Cheang, a resident of Malaysia (“Lim"), whereby the Company agreed to issue 2 billion shares of its common stock in exchange for all of the issued and outstanding shares of Huu Haq Resources Sdn. Bhd., a Malaysian c corporation (“Huu Haq”).

Messrs. Chaw and Lim are the sole and equal owners of Huu Haq, which is in the business of planting, growing, maintaining and harvesting agarwood for the purposes of producing agar wood chips, oudoil and agarwood tea. Huu Haq operates such business on a 2,000-acre plantation located in Kelantan, Malaysia. If this transaction proceeds as currently contemplated, Messrs. Chaw and Lim will control a total of2 billion shares of the Company’s common stock. Messrs. Chaw and Lim would therefore each own 32.98% of the Company’s total issued and outstanding shares. This transaction will close upon completion of the Company’s due diligence review of Huu Haq.

The Company has decided to enter into the plantation business, with specifically focusing on growing, harvesting and producing agarwood and agarwood products and believes that acquiring Huu Haq will allow it to enter the plantation business quickly and effectively.

The transaction to acquire Huu Haq is subject to the completion of due diligence by each party, which is currently ongoing. The Company must also raise sufficient capital so that it will be able to operate Huu Haq and meet its ongoing operational requirements.

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

THREE MONTHS ENDED JULY 31, 2015 COMPARED TO THREE MONTHS ENDED JULY 31, 2014.

Our net loss for the three-month period ended July 31, 2015 was $25,967 compared to a net loss of $24,626 for the three-month period ended July 31, 2014. During three-month periods ending July 31, 2014 and 2015, the Company did not generate any revenue.

During the three month period ended July 31, 2015, we incurred general and administrative expenses of $25,967 compared to $24,626 incurred during the three-month period ended July 31, 2014. General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

Liquidity and Capital Resources

THREE-MONTH PERIOD ENDED JULY 31, 2015

As of July 31, 2015 and April 30, 2015, the current assets were $NIL. As of July 31, 2015, the current liabilities were $128,331. Current liabilities were comprised of $81,840 in loans from shareholder, $23,082 in accounts payable and accrued expenses, and $23,409 in advances – related party.

Stockholders’ deficit increased from $102,364 as of April 30, 2015 to $128,331 as of July 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

The Company has not generated positive cash flows from operating activities. For the three-month period ended July 31, 2015, net cash flows used in operating activities was $11,535 consisting of a net loss of $25,967 and an increase in accounts payable and accrued expenses of $14,432.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from Shareholders, advances, or the issuance of equity instruments. For the three month period ended July 31, 2015, cash flow provided by financing activities was $11,535 received from advances – related party.

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

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $256,590 as of July 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2015 due to the existence of the material weaknesses as of July 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Disclosure Controls and Procedures" comprises control deficiencies that we discovered.

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

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under “Disclosure Controls and Procedures” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2016, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ending July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2015, the Company entered into a Subscription Agreement with Great Mission Inc., a Malaysian corporation, for the sale and purchase of 1 billion shares of our common stock at the price of $0.001 per share or total proceeds of $1 million. The shares were delivered in August 2015 and the Company received the total proceeds of $1 million in August 2015.

The Company issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Great Mission Inc. is located in Malaysia and was in Malaysia at the time of the sale of the shares;
•	Great Mission agreed to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and
•	The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the holder may not engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended July 31, 2015.

Item 3. Defaults Upon Senior Securities.

From inception (May 17, 2011) to April 30, 2015 a shareholder loaned the company $108,582. The loan bears interest at 3% annum, due on September 15, 2014, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This loan is now in default for lack of payment. It is due upon demand and accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance per the agreement carrying forward.

•	The Company has accrued $10,299 interest expense and $10,397 for the penalty accrual on default of the loan as of April 30, 2015.

•	In addition, in the event of a merger or acquisition and there remains an outstanding balance on the principal and accrued interest, the holder is entitled to an additional maximum of 20,460,000 common shares.

•	As of April 30, 2015 the amount of $26,742 was forgiven by the loan holder and recorded as contributed capital in additional paid in capital. The remaining balance is $81,840 as of July 31, 2015.

•	Accrued interest expense of $3,799 and $10,397 for the penalty accrual on default of the loan was also forgiven and recorded as contributed capital in additional paid in capital as of April 30, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 333-183797 unless otherwise indicated.

3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1A filed with the SEC on October 17, 2012, file number 333-183797

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1A filed with the SEC on October 17, 2012, file number 333-183797.

10.1	Share Exchange Agreement, between the Registrant and Chaw Eng Neng and Lim Kok Cheang, dated June 24, 2015 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2015, file number 333-183797.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): [___________________]. (1)

__________________

(1) Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Plantation Corporation
(Registrant)

Date: September 14, 2015	By:	/s/ Robbie Chua
Robbie Chua Chief Executive Officer

Date: September 14, 2015	By:	/s/ Revi Janardhanan Pillai
Revi Janardhanan Pillai Chief Financial Officer

