Form 10-Q
period 2015-10-31
Imperial Plantation Corp
filed 2015-12-23
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

(480) 339-0181
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes      [   ] No

As of December 21, 2015, the issuer had 32,300,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

IMPERIAL PLANTATION CORPORATION
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expense	$9,358	$8,650
Loan from Shareholder	81,840	81,840
Due to related party	41,479	11,874
Total Current Liabilities	132,677	102,364

TOTAL LIABILITIES	132,677	102,364

Stockholders' Deficit
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 1,032,300,000 and 32,300,000 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	1,032,300	32,300
Additional paid in capital	95,959	95,959
Stock subscription	(1,000,000)	-
Accumulated deficit	(260,936)	(230,623)
Total Stockholders' Deficit	(132,677)	(102,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
	-	-	-	-
Operating Expenses
General and administrative expenses	4,346	25,149	30,313	49,775
Total operating expenses	4,346	25,149	30,313	49,775

Net loss from operations	(4,346)	(25,149)	(30,313)	(49,775)

Net loss	$(4,346)	$(25,149)	$(30,313)	$(49,775)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,032,300,000	32,300,000	570,343,478	32,300,000

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,313)	$(49,775)

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts Payable and accrued expenses	708	28,946
Accounts Payable – Related Party	-	3,000
Net Cash Used in Operating Activities	(29,605)	(17,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loan	-	22,126
Proceeds from advances – related party	29,605	-
Net Cash Provided By Financing Activities	29,605	22,126

Net increase (decrease) in cash and cash equivalents	-	4,297
Cash and cash equivalents, beginning of period	-	276
Cash and cash equivalents, end of period	$-	$4,573

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions
Subscription receivable	$1,000,000	$-

The accompanying notes are an integral part of these financial statements.

 IMPERIAL PLANTATION CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2016.

Organization and Description

IMPERIAL PLANTATION CORPORATION formerly PROVEST GLOBAL, INC. (the "Company") was incorporated as Gilax, Corp. under the laws of the State of Nevada on May 17, 2011 and intended to commence operations in the distribution of railway ties in North America. On October 25, 2013, Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash. On October 25, 2013, Aleksandr Gilev resigned his official position as a Director of the Corporation. New Directors changed the business direction of the Company into acquiring various mineral properties.

Provest Global, Inc. was involved as a mineral exploration company, concentrating its generative efforts in Mexico's Cortez Trend.  Its focus was exploration.  Mitigating the risk of exploration was accomplished through the company' joint venture business model and strategic alliances, both allowing it to be active on four projects.  The majority shareholders' changed on January 30, 2015. As a result of this transaction, certain related party liabilities were forgiven and recorded as contributed capital in additional paid in capital.

On April 10, 2015, ProVest Global, Inc. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Imperial Plantation Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Imperial Plantation Corporation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $260,936 as of October 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – EQUITY

Common Stock

The Company has authorized 5,000,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

For the period ended October 31, 2015, the Company has issued 1 billion shares of common stock issued pursuant to a Subscription Agreement dated July 24, 2015, for $1,000,000.  The amount has not been received, resulting in a subscription receivable for $1,000,000 as of October 31, 2015.

As of October 31, 2015 and April 30 2015, we had 1,032,300,000 and 32,300,000 shares of common stock issued and outstanding, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a note payable entered into in prior year of $81,840. The loan bears interest at 3% annum, due on demand, and unsecured. At the holder’s option the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share at any time. This is due upon demand. If repayment is not made upon receipt of demand, then the Note accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance.

As of October 31, 2015 and April 30, 2015, a shareholder has advanced the Company $41,479 and $11,874, respectively. The advances are unsecured, non-interest bearing, and are due on demand.

NOTE 4 – SUBSEQUENT EVENTS

On June 24, 2015, the Company entered into a Share Exchange Agreement (“SEA”) with Chaw Eng Neug and Lim Kok Cheangk, pursuant to which the Company offered to purchase all of the issued and outstanding shares of Huu Haq Resources Sdn Bhd, a Malaysian corporation, in exchange for 2,000,000,000 shares of the Registrant’s common stock.  No shares were issued pursuant to the SEA.

On July 24, 2015, the Company entered into a Subscription Agreement with Great Mission, Inc., a Malaysian corporation (“Great Mission”), for the sale of 1,000,000,000 shares of the Registrant’s common stock for a purchase price of $1,000,000.  The Registrant did not receive the subscription funds.  The shares were issued but never delivered to Great Mission.

On November 30, 2015, the Company entered into Rescission Agreements with Chaw Eng Neug and Lim Kok Cheangk and Great Mission (the “Rescission Agreements”).  The SEA was cancelled and the shares issued to Great Mission will be returned to treasury and cancelled.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 24, 2015, the Company entered into a Share Exchange Agreement ("SEA") with Chaw Eng Neug and Lim Kok Cheangk, pursuant to which the Company offered to purchase all of the issued and outstanding shares of Huu Haq Resources Sdn Bhd, a Malaysian corporation, in exchange for 2,000,000,000 shares of the Registrant's common stock.  No shares were issued pursuant to the SEA.

On July 24, 2015, the Company entered into a Subscription Agreement with Great Mission, Inc., a Malaysian corporation ("Great Mission"), for the sale of 1,000,000,000 shares of the Registrant's common stock for a purchase price of $1,000,000.  The Registrant did not receive the subscription funds.  The shares were issued but never delivered to Great Mission.

On November 30, 2015, the Company entered into Rescission Agreements with Chaw Eng Neug and Lim Kok Cheangk and Great Mission (the "Rescission Agreements").  The SEA was cancelled and the shares issued to Great Mission will be returned to treasury and cancelled.

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We may seek a business opportunity with entities which have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors would join the Company.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through loans from a company controlled by our management, but we are uncertain about our continued ability to raise additional funds privately. We believe that our Company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. Further, we expect that any new acquisition or business opportunities that may become available to our company will require additional financing. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

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

THREE-MONTH PERIOD ENDED OCTOBER 31, 2015 COMPARED TO THREE-MONTH PERIOD ENDED OCTOBER 31, 2014.

Our net loss for the three-month period ended October 31, 2015 was $4,346 compared to a net loss of $25,149 for the three-month period ended October 31, 2014. During three-month periods ending October 31, 2015 and 2014, the Company did not generate any revenue.

During the three month period ended October 31, 2015, we incurred general and administrative expenses of $4,346 compared to $25,149 incurred during the three-month period ended October 31, 2014.  General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

SIX-MONTH PERIOD ENDED OCTOBER 31, 2015 COMPARED TO SIX-MONTH PERIOD ENDED OCTOBER 31, 2014.

Our net loss for the six-month period ended October 31, 2015 was $30,313, compared to a net loss of $49,775 for the six-month period ended October 31, 2014. During six-month periods ending October 31, 2015 and 2014, the Company did not generate any revenue.

During the six month period ended October 31, 2015, we incurred general and administrative expenses of $30,313, compared to $49,775 incurred during the six-month period ended October 31, 2014.  General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

Liquidity and Capital Resources

As of October 31, 2015 and April 30, 2015, the current assets were $NIL. As of October 31, 2015, the current liabilities and working capital deficiency, was $132,677. Current liabilities were comprised of $81,840 in loans from shareholder, $9,358 in accounts payable and accrued expenses, and $41,479 in advances – related party.

Stockholders' deficit increased from $102,364 as of April 30, 2015, to $132,677 as of October 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

The Company has not generated positive cash flows from operating activities. For the six-month period ended October 31, 2015, net cash flows used in operating activities was $29,605, consisting of a net loss of $30,313 and an increase in accounts payable of $708.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from Shareholders, advances, or the issuance of equity instruments. For the six month period ended October 31, 2015, cash flow provided by financing activities was $29,605 received from advances – related party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital and anticipated cash flow are not expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $260,936 as of October 31, 2015, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of October 31, 2015 due to the existence of the material weaknesses as of October 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under "Disclosure Controls and Procedures" above. Those measures, described under "Remediation Plan for Material Weaknesses," will be implemented during our fiscal year 2016, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the six month period ending October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended April 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended October 31, 2015.
Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective December 12, 2015, the Company accepted resignations as follows:

•	Mr. Robbie (Seong Seng) Chua as Chief Executive Officer, President, and member of the Board of Directors,
•	Revi Janardhanan Pillai as Chief Financial Officer and Treasurer,
•	SK Ho as Secretary.

The resignations of these officers and directors was not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Simultaneously, the following officers and directors were appointed:

•	Por Lip Chye – Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Member of the Board of Directors

Item 6. Exhibits.

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below; the reports described below are filed as Commission File No. 333-183797 unless otherwise indicated.

3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1A filed with the SEC on October 17, 2012, file number 333-183797

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1A filed with the SEC on October 17, 2012, file number 333-183797.
10.1
Share Exchange Agreement, between the Registrant and Chaw Eng Neng and Lim Kok Cheang, dated June 24, 2015 incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2015, file number 333-183797.

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

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101 _________	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL):
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Plantation Corporation (Registrant)

Date: December 23, 2015	By:	/s/ Por Lip Chye
Por Lip Chye
Chief Executive Officer