Form 10-Q
period 2016-01-31
Imperial Plantation Corp
filed 2016-03-04
CIK 1542934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of  March 1, 2016, the issuer had 32,300,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

IMPERIAL PLANTATION CORPORATION
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expense	$19,573	$8,650
Loan from Shareholder	81,840	81,840
Due to related party	42,281	11,874
Total Current Liabilities	143,694	102,364

TOTAL LIABILITIES	143,694	102,364

Stockholders' Deficit
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 32,300,000 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	32,300	32,300
Additional paid in capital	95,959	95,959
Accumulated deficit	(271,953)	(230,623)
Total Stockholders' Deficit	(143,694)	(102,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	11,017	23,131	41,330	72,906
Total operating expenses	11,017	23,131	41,330	72,906

Net loss from operations	(11,017)	(23,131)	(41,330)	(72,906)

Net loss	$(11,017)	$(23,131)	$(41,330)	$(72,906)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	350,981,319	32,300,000	499,691,304	32,300,000

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,330)	$(72,906)

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts Payable and accrued expenses	10,923	3,692
Accounts Payable – Related Party	-	42,196
Net Cash Provided By (Used in) Operating Activities	(30,407)	(27,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loan	-	26,742
Proceeds from advances – related party	30,407	-
Net Cash Provided By (Used in) Financing Activities	30,407	26,742

Net increase (decrease) in cash and cash equivalents	-	(276)
Cash and cash equivalents, beginning of period	-	276
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Debt forgiven – related parties	$-	$79,809

The accompanying notes are an integral part of these financial statements.

IMPERIAL PLANTATION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2016.

Organization and Description

IMPERIAL PLANTATION CORPORATION formerly PROVEST GLOBAL, INC. (the "Company") was incorporated as Gilax, Corp. under the laws of the State of Nevada on May 17, 2011, and intended to commence operations in the distribution of railway ties in North America. On October 25, 2013, Seidenschnur Verwaltungs AG purchased 2,500,000 shares of restricted stock of Gilax Corp., representing 77% of the shares in the Company from Aleksandr Gilev, its Director, for $150,000 in cash. On October 25, 2013, Aleksandr Gilev resigned his official position as a Director of the Corporation. New Directors changed the business direction of the Company into acquiring various mineral properties.

Provest Global, Inc. was involved as a mineral exploration company, concentrating its generative efforts in Mexico's Cortez Trend.  Its focus was exploration.  Mitigating the risk of exploration was accomplished through the company's joint venture business model and strategic alliances, both allowing it to be active on four projects.  The majority shareholders changed on January 30, 2015. As a result of this transaction, certain related party liabilities were forgiven and recorded as contributed capital in additional paid in capital.

On April 10, 2015, ProVest Global, Inc. filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, Imperial Plantation Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to “Imperial Plantation Corporation.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $271, 953 as of January 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the period ended January 31, 2016, the Company issued 1 billion shares of common stock pursuant to a Subscription Agreement dated July 24, 2015, for $1,000,000.  The Company did not receive the subscription funds, and, on November 30, 2015, the Subscription Agreement was rescinded and the shares were returned and cancelled.

As of January 31, 2016, and April 30 2015, the Company had 32,300,000 shares of common stock issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has a note payable of $81,840 entered into in a prior year. The loan bears interest at 3% per annum, is due on demand, and is unsecured. At the holder’s option and at any time, the holder may convert all or part of the outstanding principal balance and accrued interest into common stock of the Company at a conversion price equal to $0.003 per share. The note is due upon demand. If repayment is not made upon receipt of demand, then the Note accrues 16% interest on default with a 10% default penalty accrual for the unpaid balance.

As of January 31, 2016, and April 30, 2015, a shareholder has advanced the Company $42,281 and $11,874, respectively. The advances are unsecured, non-interest bearing, and are due on demand.

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

THREE-MONTH PERIOD ENDED JANUARY 31, 2016 COMPARED TO THREE-MONTH PERIOD ENDED JANUARY 31, 2015.

Our net loss for the three-month period ended January 31, 2016 was $11,017 compared to a net loss of $23,131 for the three-month period ended January 31, 2015. During three-month periods ending January 31, 2016 and 2015, the Company did not generate any revenue.

During the three month period ended January 31, 2016, we incurred general and administrative expenses of $11,017 compared to $23,131 incurred during the three-month period ended January 31, 2015.  General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and marketing expenses.

NINE-MONTH PERIOD ENDED JANUARY 31, 2016 COMPARED TO NINE-MONTH PERIOD ENDED JANUARY 31, 2015.

Our net loss for the nine-month period ended January 31, 2016 was $41,330, compared to a net loss of $72,906 for the nine-month period ended January 31, 2015. During nine-month periods ending January 31, 2016 and 2015, the Company did not generate any revenue.

During the nine month period ended January 31, 2016, we incurred general and administrative expenses of $41,330 compared to $72,906 incurred during the nine month period ended January 31, 2015.  General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting and marketing expenses.

Liquidity and Capital Resources

As of January 31, 2016 and April 30, 2015, the current assets were $NIL. As of January 31, 2016, the current liabilities and working capital deficiency, was $143,694. Current liabilities were comprised of $81,840 in loans from shareholder, $19,573 in accounts payable and accrued expenses, and $42,281 in advances – related party.

Stockholders' deficit increased from $102,364 as of April 30, 2015, to $143,694 as of January 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

The Company has not generated positive cash flows from operating activities. For the nine month period ended January 31, 2016, net cash flows used in operating activities was $30,407, consisting of a net loss of $41,330 and an increase in accounts payable of $10,923.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either loans from Shareholders, advances, or the issuance of equity instruments. For the nine month period ended January 31, 2016, cash flow provided by financing activities was $30,407 received from advances – related party.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $271,953 as of January 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2016 due to the existence of the material weaknesses as of January 31, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under "Disclosure Controls and Procedures" above. Those measures, described under "Remediation Plan for Material Weaknesses," will be implemented during our fiscal year 2016, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the nine month period ending January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended January 31, 2016.

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

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL):
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

Imperial Plantation Corporation (Registrant)

Date: March 1, 2016	By:	/s/ Por Lip Chye
Por Lip Chye
Chief Executive Officer